Form 10-K
period 2005-12-31
Triad Automobile Receivables Trust 2005-A
filed 2006-03-31
CIK 1326881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-90130-05
Triad Automobile Receivables Trust 2005-A, as issuer
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-6565088 (I.R.S. Employer Identification No.)

7711 Center Avenue, Suite 100 Huntington Beach, California (Address of principal executive offices)	92647 (Zip Code)
Registrant’s telephone number, including area code (714) 373-8300

Securities registered pursuant to Section 12(b) of the Act:           None
Securities registered pursuant to Section 12(g) of the Act:           None
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Acts ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or non- accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

PART I
Item 1. Business.
     For a discussion of the business of Triad Automobile Receivables Trust 2005-A (the “Trust”), see the Prospectus and Prospectus Supplement, each dated May 18, 2005.
Item 1A. Risk Factors
     Omitted.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The trust property includes, among other things: (i) non-prime motor vehicle installment sales contracts and installment loans secured by new and used automobiles and light-duty trucks; (ii) monies received from such automobile loans after April 30, 2005; (iii) amounts that may be held in the note distribution account, the collection account or the spread account; (iv) an assignment of the security interests in such financed vehicles; (v) an assignment of the Triad Financial Corporation’s rights against dealers under agreements between Triad Financial Corporation and dealers; (vi) an assignment of Triad Financial Corporation’s rights against third-party lenders under agreements between Triad Financial Corporation and third-party lenders; (vii) an assignment of the right to receive proceeds from claims on physical damage, credit life and disability insurance policies covering the financed vehicles or the obligors; (viii) such automobile loan files; (ix) other rights under certain transaction documents, and (x) proceeds of the above items.
Item 3. Legal Proceedings.
     There are no material legal proceedings involving the Trust, Triad Financial Special Purpose LLC or Triad Financial Corporation (“Triad” or the “Servicer”) which relate to the Trust or its property pending as of the date of this report.
Item 4. Submission of Matters to a Vote of Security Holders.
     No votes or consents of the holders of the securities were solicited for any purpose during the year covered by this report.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     As of March 30, 2006, there was one holder of record of the common equity of the Trust. See also Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. There was no principal market in which the securities traded.
Item 6. Selected Financial Data.
     Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Omitted.
Item 8. Financial Statements and Supplementary Data.
     Omitted.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Omitted.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Omitted.
Item 11. Executive Compensation.
     Omitted.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Triad Financial Residual Special Purpose LLC was the only holder of record which beneficially owns more than 5% of the trust certificates. The dollar and percentage amounts reflected in the table below are based upon the face amount of the certificates as of the closing date, and do not reflect amortization, if any, since that date.

	Amount of Certificates	Percentage of Certificates
Name and Address of Owner	Beneficially Owned	Beneficially Owned
Triad Financial Residual Special Purpose LLC
7711 Center Avenue, Suite 390
Huntington Beach, California 92647	no face amount	100%
Item 13. Certain Relationships and Related Transactions.
     None.
Item 14. Principal Accounting Fees and Services.
     Omitted.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) Exhibits.

Exhibit
Number	Description
31	Certification of Disclosure Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.1	Independent Auditors’ Report dated March 30, 2006

99.2	Annual Servicer Statement of Compliance
(b) Reports on Form 8-K.
     The current reports on Form 8-K attaching the related Monthly Servicer’s Report were filed by the trust on June 13, 2005, for the month ending May 31, 2005, July 12, 2005 for the month ending June 30, 2005, August 12, 2005 for the month ending July 31, 2005, September 12, 2005 for the month ending August 31, 2005, October 12, 2005 for the month ending September 30, 2005, November 14, 2005 for the month ending October 31, 2005, and December 12, 2005 for the month ending November 30, 2005.
(c) Exhibits to this report are listed in Item 15(a) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIAD AUTOMOBILE RECEIVABLES TRUST 2005-A BY: Triad Financial Corporation, as sponsor and servicer of the Trust
Dated: March 31, 2006	By:	/s/ Mike L. Wilhelms
		Name:	Mike L. Wilhelms
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Disclosure

99.1	Independent Auditors’ Report dated March 30, 2006

99.2	Annual Statement of Compliance by Servicer dated as of December 31, 2005